Form 10-K
ASSET BACKED FUNDING CORP ABFC ASSET BACK CERT SER 2003 OPT1
filed 2004-03-30
CIK 1260762

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-90830-06


        Asset Backed Funding Corporation
        Asset-Backed Certificates
        Series 2003-OPT1

     (Exact name of registrant as specified in its charter)


                                                    54-2123748
                                                    54-2123749
                                                    54-2123750
       New York                                     54-2123751
                                                    54-6553639
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)



  c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

       Yes ___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.





                              Introductory Note

  This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.








                                   PART I

  Item 1.  Business.

            Omitted.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.



                             PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                            3
             Class A-1A                           3
             Class A-2                            7
             Class A-3                            7
             Class CE                             1
             Class M-1                            3
             Class M-2                            6
             Class M-3                            4
             Class M-4                            5
             Class M-5                            5
             Class M-6                            8
             Class P                              1
             Class R                              1


             Total:                              60


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

             Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.



                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.







                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)  Not Applicable


   (b) Monthly distribution date statements were filed as exhibits to Form 8-K on October 6, 2003, November 4, 2003 and December 9, 2003.


   (c)

        31.1	Rule 13a-14(a)/15d-14(a) Certification.

        99.1	Annual Independent Public Accountants Servicing Report concerning servicing activities for the year ended December 31, 2003.

        99.2	Annual Statement as to Compliance under the Pooling and Servicing
                Agreement for the year ended December 31, 2003.


   (d)  Not Applicable





                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Asset Backed Funding Corporation
     Asset-Backed Certificates
     Series 2003-OPT1
     (Registrant)



  Signed: Asset Backed Funding Corporation, as Depositor


  By:   George Ellison, President

  By: /s/George Ellison, President

  Dated: March 30, 2004



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.





Exhibit Index


Exhibit No.
31.1	Rule 13a-14(a)/15d-14(a) Certification.


99.1	Annual Independent Public Accountants Servicing Report concerning master servicing activities for the year ended December 31, 2003.

99.2	Annual Statement as to Compliance under the Pooling and Servicing
        Agreement for the year ended December 31, 2003.


Ex-31.1  Sarbanes - Oxley Certification

  I, George Ellison, certify that:

  1. I have reviewed the annual report on Form 10-K, and all Monthly
     Form 8-K's containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the ABFC 2003-OPT1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Master Servicer under the Pooling and Servicing Agreement, dated as of July 1, 2003 (the "Agreement"), among Asset Backed Funding Corporation, as depositor, Option One Mortgage Corporation, as master servicer (the "Master Servicer"), and Wells Fargo Bank Minnesota, National Association, as trustee (the "Trustee") for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the annual report on Form 10-K and required to be delivered to the Trustee in accordance with the terms of the Agreement, and except as disclosed in the reports, the Master Servicer has fulfilled its obligations under the Agreement;

  5. The reports disclose all significant deficiencies relating to the Master Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Agreement, that is included in these reports; and

  6. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Option One Mortgage Corporation and Wells Fargo Bank, National
     Association.

     Date: March 30, 2004

     /s/ George Ellison
     Signature

     President
     Title





Ex-99.1

(logo)
KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles. CA 90071-1568


Independent Accountants' Report


The Board of Directors and Stockholder
Option One Mortgage Corporation:


We have examined management's assertion that Option One Mortgage Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.


In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.


/s/
KPMG LLP

February 27,2004


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.




Exhibit I

(logo)
Option
One
Mortgage Corporation

Management Assertion
As of and for the year ended December 31, 2003, Option One Mortgage Corporation complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Option One Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amounts of S 15,000.000 and $15,000,000, respectively.

/s/ Robert E. Dubrish
Robert E. Dubrish, Chief Executive Officer

/s/ William L. O'Neill
William L. O'Neill, Chief Financial Officer

/s/ Sheridan Brooks
Sheridan Brooks, Controller

/s/ John A. Vella
John A. Vella, Chief Servicing Officer


CORPORATE OFFICE. 3 ADA STREET. IRVINE. CALIFORNIA.92618






Ex-99.2

(logo) OPTION ONE MORTGAGE

H&R BLOCK   (logo)

an H&R Block Company

February 25, 2004

Asset Backed Funding Corporation
214 North Tryon Street, 21st Floor
Charlotte, North Carolina
Attention: ABFC Asset-Backed Certificates, Series 2003-0PT1

Wells Fargo Bank Minnesota, National Association
9062 Old Annapolis Road
MAC-N2702-011
Columbia, MD 21045-1951
Attention: Client Manager-ABFC Asset-Backed Certificates Series 2003-0PT1

Standard & Poor's Rating Services
55 Water Street
New York, NY 10041
Attention: Mortgage Surveillance Group

Fitch, Inc.
One State Street Plaza
New York, NY 10004
Attention: Managing Director, Residential Mortgage Backed Securities

Moody's Investors Service, Inc.
99 Church Street
New York, NY 10007
Attention: Managing Director, Residential Mortgage Backed Securities

Pursuant to Section 3.19 of the Pooling and Servicing Agreement, dated and effective as of July 1,2003, (the "Agreement") ASSET BACKED FUNDING CORPORATION, as Depositor, OPTION ONE MORTGAGE CORPORATION, as Master Servicer, and
WELLS FARGO BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee, I certify that:

1. A review of the activities of the Master Servicer, during the calendar year ended December 31, 2003, and of performance under the aforementioned agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under the Agreement during the calendar year ended December 31, 2003, subject to any matters noted in the servicing report provided under Section 3.20 of the Agreement.


/s/ William L. O'Neill
William L. O'Neill
Senior Vice President\Chief Financial Officer
Option One Mortgage Corporation


www.optiononeonline.com
6501 Irvine Center Drive * Irvine * California * 92618 * 800.326.1500 * Fax 949.784.6032